Form 10QSB
period 2001-06-30
ANACOTT CAPITAL CORP
filed 2001-07-16
CIK 1137265

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-32581

                          Anacott Capital Corp.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Delaware                                     23-3076039
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


       1422 Chestnut Street, Suite #410, Philadelphia, PA 19102
       --------------------------------------------------------
               (Address of principal executive offices)

                        (215) 569-9175 Ext. 11
                        ----------------------
            (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [ ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding at June 30, 2001
Common Stock, par value $0.0001                 5,000,000


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        ANACOTT CAPITAL CORP.
                    (A Development Stage Company)
                        As of June 30, 2001
                             (Unaudited)

                                ASSETS

      Cash                                                 $     -
                                                           -------
      TOTAL ASSETS                                         $     -
                                                           =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES                                          $     -
                                                           -------
      STOCKHOLDERS' EQUITY

      Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized, none issued and outstanding                    -
      Common Stock, $.0001 par value, 100,000,000 shares
      authorized, 5,000,000 issued and outstanding             500
      Additional paid-in capital                                 -
      Deficit accumulated during development stage            (500)
                                                           -------
      Total Stockholders' Equity                                 -

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $     -
                                                           =======


            See accompanying notes to financial statements



                        ANACOTT CAPITAL CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months           April 9, 2001
                                      Ended                (Inception)
                                   June 30, 2001         to June 30, 2001
                                   -------------         ----------------

      Income                         $     -                 $     -

      Expenses
        Organization expense             500                     500
                                     -------                 -------
       Total expenses                    500                     500
                                     -------                 -------
      NET LOSS                       $  (500)                $  (500)
                                     =======                 =======




            See accompanying notes to financial statements




                        ANACOTT CAPITAL CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                   Three Months               April 9, 2001
                                      Ended                    (Inception)
                                   June 30, 2001             to June 30, 2001
                                   -------------             ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $   (500)                   $   (500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services            500                         500
                                    --------                   ---------
 Net cash used in operating
  activities                               -                           -
                                    --------                   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                           -
                                    --------                   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              -                           -
                                    --------                   ---------
Net cash provided by
 financing activities                      -                           -
                                    --------                   ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -                           -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                           -
                                    --------                   ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $      -                    $      -
                                    ========                   =========




            See accompanying notes to financial statements


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Anacott Capital Corp. (a development stage company) ("the Company") was incorporated in Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business.

B.  Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

C.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement
109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

NOTE 2  STOCKHOLDERS' EQUITY

        A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. ("DCIV") pursuant to Rule 506 for an aggregate consideration of $500 in services.

        C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  TRANSACTIONS WITH RELATED PARTY

On April 10, 2001, the Company signed an agreement with DCIV, a related entity. The Agreement calls for DCIV to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

 1. Preparation and filing of required documents with the U.S. Securities and Exchange Commission.

 2.  Location and review of potential target companies.

 3. Payment of all corporate, organizational, and other costs incurred by the Company.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (April 9, 2001) through June 30,
2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANACOTT CAPITAL CORP.

By:  /s/ William Tay
     -----------------------------------
     William Tay
     President, Chief Executive Officer,
     Treasurer and Director

Dated: July 16, 2001