Form 10KSB/A
period 2001-12-31
ANACOTT CAPITAL CORP
filed 2002-04-23
CIK 1137265

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            Form 10-KSB/A

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

------------------------------------------------------------------------------

                  [Letterhead of Stan J.H. Lee, CPA]

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

To the Board of Directors of:
Anacott Capital Corp.
(A Development Stage Company)
Philadelphia, PA 19102

I have audited the accompanying balance sheet of Anacott Capital
Corp. (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholder's equity and cash flows for the period from April 9, 2001 (inception) to
December 31, 2001.  These financial statements are the
responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a
reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Anacott
Capital Corp. (a development stage company) as of December 31, 2001 and  the results of its operations and its cash flows for the periods from April 9, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the
United States.

The accompanying financial statements have been prepared assuming that Anacott Capital Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Anacott Capital
Corp. was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

/S/ Stan J.H. Lee, CPA /S/
------------------------------
Stan J.H. Lee, CPA

Fort Lee, New Jersey
April 22, 2002
License # CC23007

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
            ----------------------------------------------

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

                        Anacott Capital Corp.
                    (A DEVELOPMENT STAGE COMPANY)

                  Statement of Stockholders' Equity
                      April 9, 2001 (inception)
                         to December 31, 2001
                          -------------------

                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------
April 10, 2001                  5,000,000   $      500      $        0      $      0      $        500
issued for services

Net loss                                                                        (500)             (500)
                              ------------  -----------     -----------     ---------     -------------
Balance, 12/31/01               5,000,000   $      500      $        0      $   (500)     $          0
                              ============  ===========     ===========     =========     =============

 The accompanying notes are an integral part of financial statements.

                        Anacott Capital Corp.
                    (A DEVELOPMENT STAGE COMPANY)

                       Statement of Cash Flow
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

NOTE 4  SUBSEQUENT EVENTS

On January 11, 2002, the Company entered into a Mutual Termination
Agreement with Dotcom to immediately terminate the Agreement as mentioned ion Note 3.

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

                           Date: April 23, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ William Tay   President, Chief Executive         April 23, 2002
---------------   Officer, Treasurer, Secretary
William Tay       and Director