Form 10QSB
period 2002-06-30
ANACOTT CAPITAL CORP
filed 2002-07-05
CIK 1137265

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

        1422 Chestnut Street, Suite 410, Philadelphia, PA 19102
       ---------------------------------------------------------
               (Address of principal executive offices)

                             215-893-3662
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

            Class                     Outstanding at June 30, 2002
Common Stock, par value $0.0001                 5,000,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Anacott Capital Corp.
                    (A Development Stage Company)
                         As of June 30, 2002
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
                                                           =======

            See accompanying notes to financial statements

                        Anacott Capital Corp.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                           Three Months         Six Months          April 9, 2001
                              Ended               Ended              (Inception)
                           June 30, 2002       June 30, 2002       to June 30, 2002
                           -------------       -------------       ----------------

 Income                      $     -              $     -              $     -

 Expenses
   Organization expense            -                    -                  500
                             -------              -------              -------
  Total expenses                   -                    -                  500
                             -------              -------              -------
 NET LOSS                    $     -              $     -              $  (500)
                             =======              =======              =======

            See accompanying notes to financial statements

                        Anacott Capital Corp.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                   Three Months         Six Months          April 9, 2001
                                      Ended               Ended              (Inception)
                                   June 30, 2002       June 30, 2002       to June 30, 2002
                                   -------------       -------------       ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $      -             $      -             $   (500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services              -                    -                  500
                                    --------             --------             ---------
 Net cash used in operating
  activities                               -                    -                     -
                                    --------             --------             ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                    -                     -
                                    --------             --------             ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              -                    -                     -
                                    --------             --------             ---------
Net cash provided by
 financing activities                      -                    -                     -
                                    --------             --------             ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -                    -                     -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                    -                     -
                                    --------             --------             ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $      -             $      -             $       -
                                    ========             ========             =========

            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Anacott Capital Corp. (a development stage company) ("the Company")
was incorporated in the State of Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.  The
Company's fiscal year end is December 31.

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
"Accounting for Income Taxes" ("Statement 109"). Under Statement
109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and
liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2002.

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

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2002.

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

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anacott Capital Corp.

By:  /s/ William Tay
     -----------------------------------
     William Tay
     President, Chief Executive Officer,
     Treasurer and Director

Dated: July 5, 2002