Form 10QSB/A
period 2002-03-31
ANACOTT CAPITAL CORP
filed 2002-07-18
CIK 1137265

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                        FORM 10-QSB/AMENDMENT
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

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND
FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL
STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.
EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE
DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING
STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS
MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS
"BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR
THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF
STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE
READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS
WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER
MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations - Inception (April 9, 2001) through June 30,
2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

In July 16, 2002 the Company's principal shareholder signed a letter of intent with PISA Holdings, Inc. ("PISA"), an unaffiliated third party whereby PISA would acquire 4,750,000 shares of the Company's issued and outstanding shares of common stock from the Company's controlling stockholder. Closing of the transaction is subject to completion by each party of their own due diligence.

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
(Registrant)

By:  /s/ William Tay
     -----------------------------------
     William Tay
     President, Chief Executive Officer,
     Treasurer and Director

Dated: July 18, 2002