Form 10QSB
period 2002-09-30
ANACOTT CAPITAL CORP
filed 2002-11-01
CIK 1137265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                              For the quarterly period ended September 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________

                        Commission file number 0-32581

                             Anacott Capital Corp.
            (Exact name of registrant as specified in its charter)

                   Delaware                                 23-3076039
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)

                137-77 Northern Blvd., Flushing, New York 11354
              (Address of principal executive offices) (Zip Code)

                                (718) 762-2100
             (Registrant's telephone number, including area code)

            1422 Chestnut Street, Suite 410, Philadelphia, PA 19102
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 5,000,000

   Transitional Small Business Disclosure Format (check one):[ ]Yes [X] No

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required  to  be filed with this 10-
QSB Quarterly Report were prepared by management and commence  on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                              ANACOTT CAPITAL CORP.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                     September 30,
                                                         2002         December
                                                     (Unaudited)      31, 2001
                                                     ------------   ------------

 Current assets:
   Cash                                              $         --   $         --
                                                     ------------   ------------
 TOTAL ASSETS                                        $         --   $         --
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES                                         $         --   $         --
                                                     ------------   ------------

 STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
   20,000,000 shares authorized, none
   issued and outstanding                                      --             --
 Common Stock, $.0001 par value,
   100,000,000 shares authorized,
   5,000,000 shares issued and
   outstanding                                                500            500
 Additional paid-in capital                                    --             --
 Deficit accumulated during development stage                (500)          (500)
                                                     ------------   ------------
 Total Stockholders' Equity                                    --             --
                                                     ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $         --   $         --
                                                     ============   ============

                See accompanying notes to financial statements

                             ANACOTT CAPITAL CORP.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)

                             3 Months            9 Months           April 9, 2001
                              Ended               Ended            (Inception) to
                             09/30/02            09/30/02             09/30/02
                           -------------       -------------        -------------

 Income                    $          --       $          --        $          --

 Expenses
   Organization expense               --                  --                  500
                           -------------       -------------        -------------
  Total expenses                      --                  --                  500
                           -------------       -------------        -------------
 NET (LOSS)                $          --       $          --        $        (500)
                           =============       =============        =============

                See accompanying notes to financial statements

                             ANACOTT CAPITAL CORP.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                     3 Months            9 Months           April 9, 2001
                                      Ended               Ended              (Inception)
                                     09/30/02            09/30/02            to 09/30/02
                                   -------------       -------------        -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                         $          --       $          --        $        (500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
 services                                     --                  --                  500
                                   -------------       -------------        -------------
Net cash (used in) operating
 activities                                   --                  --                   --
                                   -------------       -------------        -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                   --                  --                   --
                                   -------------       -------------        -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                                 --                  --                   --
                                   -------------       -------------        -------------
Net cash provided by
 financing activities                         --                  --                   --
                                   -------------       -------------        -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         --                  --                   --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          --                  --                   --
                                   -------------       -------------        -------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                    $          --       $          --        $          --
                                   =============       =============        =============

                See accompanying notes to financial statements

                             ANACOTT CAPITAL CORP.
                         (A Development Stage Company)

                         Notes To Financial Statements
              For the Period Ended September 30, 2002 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Anacott  Capital  Corp.  (a  development  stage  company)  ("the Company")  was incorporated in the State of Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2002, the  Company  had  not  yet commenced any formal business operations,  and  all activity to date relates  to the Company's formation and proposed fund raising.
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
Under Statement  109,  the  effect  on deferred tax assets and liabilities of a change in tax rates is recognized in  income  in  the  period that includes the enactment  date.  There  were  no  current or deferred income  tax  expense  or benefits due to the Company not having  any  material operations for the period ending September 30, 2002.

E. Going Concern

The accompanying financial statements have been  prepared  in  conformity  with generally accepted accounting principles, which contemplate continuation of the
Company  as  a  going  concern. However, since the Company's inception in April
2001, it has incurred losses  and  has  not yet been successful in establishing any operations. These factors raise substantial  doubt about the ability of the
Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans  or private placement of its  equity  securities.  There  is  no  assurance  that  the Company  will  be successful in raising this additional capital.  The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome   of   these
uncertainties.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The  Company  is  authorized  to  issue 20,000,000 shares of preferred stock at
$0.0001  par  value,  with  such designations,  voting  and  other  rights  and preferences as may be determined  from  time to time by the Board of Directors.
The Company did not issue any shares of its preferred stock as of September 30,
2002.

B. Common Stock

The  Company  is authorized to issue 100,000,000  shares  of  common  stock  at
$0.0001 par value  and  the Company issued 5,000,000 shares of its common stock to Dotcom Internet Ventures Ltd. on April 10, 2001, pursuant to Rule 506 for an aggregate consideration of $500 in services.

On September 27, 2002, the Company's then majority stockholder and sole officer and director sold 4,750,000  shares  of  the  Company's  common  stock  to  the
Company's  current  president  and sole director, David Chen, for $35,000 cash.
Such transaction resulted in a change in control of the Company.

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

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2002.

Readers  are  referred  to  the  cautionary  statement  below,  which addresses forward-looking statements.

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

Item 2. Changes in Securities.

There have been no changes or modifications in the Company's securities.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No  matters  were  submitted  to  a  vote  of  the  security holders during the quarterly period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   1.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to  Section  906  of  the Sarbanes-Oxley Act of 2002  (Chief  Executive
        Officer and Chief Financial Officer).

(b) Reports on Form 8-K

   1.  On September 27, 2002, the Company filed a report on Form 8-K describing the  change in control resulting  from  the  Stock  Purchase  Agreement, attached to the report as Exhibit 1.1;

                                  SIGNATURES

        In accordance  with  the requirements of the Securities Exchange Act of
1934, the registrant has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          Anacott Capital Corp.
                                          (Registrant)

Date: Nov. 1st, 2002                      /s/ David Chen
                                          ------------------------------------
                                          By: David Chen
                                          Its: President, CEO, Secretary,
                                          Treasurer and Director

                                                                   Exhibit 99.1

                                CERTIFICATIONS

        I, David Chen certify that:

   1.   I have reviewed this report on Form 10-QSB of Anacott Capital Corp.;

   2.   Based  on  my  knowledge, this  report  does  not  contain  any  untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the circumstances under which such statements were made,  not  misleading  with respect to the period covered by this report;

   3.   Based on my knowledge, the financial statements,  and  other  financial information  included  in  this  report, fairly present in all material respect the financial condition, results  of  operations and cash flows of the registrant as of, and for, the periods presented in this report;

Dated:  Nov. 1st, 2002 2002
                                          /s/ David Chen
                                          ---------------------------
                                          David Chen
                                          Chief Executive Officer and
                                          Chief Financial Officer